Form 10-K/A
period 2000-12-31
RESECURITIZATION MORTGAGE TRUST 2000-7R
filed 2001-05-31
CIK 1127418

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-K/A

(Mark One)

      [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:   December 31, 2000
                                      -----------------

                                                    OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                     Commission file number: 333-72655-18


                                  CWMBS, Inc.
              Mortgage Pass-Through Certificates, Series 2000-7R
            (Exact name of Registrant as specified in its charter)


              Delaware                                   95-4449516
------------------------------------       ------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

   c/o The Bank of New York
       101 Barclay Street
       New York, New York                                  10286
----------------------------------------    -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (212) 815-2007
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

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 2000: Not applicable

                                Amendment No. 1

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, previously filed with the Commission (the "Annual Report") solely for the purpose of including Part IV, Item 14 and
Exhibit 99.2, as a part of this report on Form 10-K.


Part IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                    (a) (1) Pursuant to the Pooling and Servicing Agreement, the Master Servicer is required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Annual Report of the Firm of Accountants is attached as Exhibit
                         99.2 to this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CWMBS, INC.,
                                       MORTGAGE PASS-THROUGH CERTIFICATES,
                                       SERIES 2000-7R

                                       By: State Street Bank and Trust Company

                                       as Trustee*

                                       By: /s/ Clare O'Brien
                                           -----------------
                                           Name:  Clare O'Brien
                                           Title:   Vice President

Date:  May 22, 2001




* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

EXHIBIT INDEX


                                                                     Sequential
Exhibit Document                                                    Page Number


99.2  Annual Report of the Firm of Accountants................................6